Form 10-Q
period 2008-06-30
Sontera Design Inc.
filed 2008-09-29
CIK 1440495

=============================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-152621

SONTERA DESIGN INC.
 (Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

1702-45 Kingsbridge Garden Circle
Mississauga, Ontario
Canada L5R 3K4
(Address of principal executive offices, including zip code.)

(888) 845-2555
 (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X] NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 as of September 29, 2008.

===========================================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements
Sontera Design Inc. (A Development Stage Company)
June 30, 2008

SONTERA DESIGN INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	June 30,	March 31,
	2008	2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,266	$50

TOTAL ASSETS	$1,266	$50

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	159	159
Advances from a related party	$25,000	$15,000

TOTAL CURRENT LIABILITIES	25,159	15,159

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; none issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 5,000,000 shares issued and outstanding	50	50
Additional paid-in capital	-	-
Deficit accumulated during Development Stage	(23,943)	(15,159)
TOTAL STOCKHOLDERS' DEFICIT	(23,893)	(15,109)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,266	$50

The accompanying notes are an integral part of these financial statements.

SONTERA DESIGN INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

	For the three	For the period from March 12,
	Months Ended	2008 (inception) through
	June 30,2008	June 30, 2008

EXPENSES
Consulting Fees	$4,500	$4,500
General and administrative	284	443
Legal and accounting	4,000	19,000

NET LOSS	$(8,784)	$(23,943)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	5,000,000

The accompanying notes are an integral part of these financial statements.

SONTERA DESIGN INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

		For the period from March 12,
	For the Three Months Ended	2008 (inception) through
	June 30, 2008	June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,784)	$(23,943)
Changes in operating assets and liabilities:
Accounts Payable	-	159
Net cash used in operating activities	(8,784)	(23,784)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from a related party	10,000	25,000
Proceed from issuance of common stock	-	50
Net cash provided by financing activities	10,000	25,050

Net change in cash	1,216	1,266

Cash, beginning of period	$50	$-

Cash, end of period	$1,266	$1,266

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

SONTERA DESIGN INC.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim financial statements of Sontera Design Inc. ("Sontera"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Sontera's Annual Report filed with the SEC on Form S-1/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure required in Sontera's fiscal 2008 financial statements have been omitted.

Note 2. Going Concern

From March 12, 2008 (date of inception) to June 30, 2008, Sontera has not generated revenues and has accumulated losses of $23,943 since inception. The continuation of Sontera Design as a going concern is dependent upon the continued financial support from its shareholders, the ability of Sontera Design to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Sontera's ability to continue as a going concern.

Note 3. Related Party Transactions

At June 30, 2008, Sontera owed its president and sole director, John Camilleri, $25,000 for advances made to Sontera for expenses paid on its behalf for legal, accounting, consulting and administrative fees. The total amount is unsecured, non interest bearing, and has no specific terms for repayment.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

    This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

    We are a start-up stage corporation and have not started operations or generated or realized any revenues from our business operations.

    Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website, locate suppliers of products and begin to sell products to our customers. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and begin our operations. Even if we raise the maximum amount of money in our offering, we do not know how long the money will last, however, we do believe it will last twelve months. We will not begin operations until we raise the minimum amount of money from our offering.

    To meet our need for cash we are attempting to raise money from our public offering. We believe that we will be able to raise enough money through our offering to maintain operations for twelve months, but we cannot guarantee that once we begin operations we will stay in business after twelve months. If we are unable to secure enough suppliers of products at suitably low pricing or enough customers willing to buy the products at higher than the price we have negotiated with our suppliers, we may quickly use up the proceeds from the minimum amount of money from our offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the minimum amount of money from our offering, it will last a year but with limited funds available to develop growth strategy. If we raise the maximum amount, we believe the money will last a year and also provide funds for growth strategy.

    If we raise less than the maximum amount and we need more money we will have to revert to obtaining additional money as described in this paragraph. Other than as described in this paragraph, we have no other financing plans.

Plan of Operation

    Upon completion of our public offering, our specific goal is to profitably sell products on our Internet website to the public. We intend to accomplish the foregoing by the following steps.

    1. Complete our public offering. We believe that we will raise sufficient capital to begin our operations. We believe this could take up to 270 days. We will not begin operations until we have closed our offering. We intend to concentrate all of our efforts on raising as much capital as we can during this period.

    2. After completing the offering, we will immediately begin to establish our office and acquire the equipment we need to begin operations. Establishing our office will take approximately a week. We have allocated $10,000 for the initial setup of the office. We do not intend to hire employees. Our sole officer and director will handle our administrative duties. A detailed breakdown of the cost of operating our office is set forth in the Use of Proceeds section of our prospectus.

    3. We plan to retain a website developer to create a state of the art website to promote our products. We expect to spend $10,000 to $20,000 for the website which will include graphics and links from our site. We intend to locate smaller, new manufacturers to offer their products on a more exclusive basis.

    4. Marketing and advertising will be focused on promoting our website and products. The advertising campaign may also include the design and printing of various sales materials. We intend to market our website through traditional sources such as advertising in magazines, billboards, telephone directories and preparing and sending out flyers and mailers both through the regular mail and via email. Advertising and promotion will be an ongoing effort but the initial cost of developing the campaign is estimated to cost between $15,000 to $30,000.

    5. Once the website is fully functional and we have located and negotiated agreements with a suitable number of suppliers to offer their products for sale, we intend to hire 1 or 2 part-time salesperson(s) to coordinate the Internet orders from customers.

    We anticipate that we will generate revenues as soon as we are able to offer products for sale on our website. This will happen once we negotiated agreements with one or two suppliers of products. We expect to be profitable within 12 months of completion of our offering.

    We will not be conducting any research. We are not going to buy or sell any plant or significant equipment during the next twelve months.

    If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

Limited operating history; need for additional capital

    There is no historical financial information about us upon which to base an evaluation of our performance. We are in a start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

    To become profitable and competitive, we have to locate and negotiate agreements with manufacturers to offer their products for sale to us at pricing that will enable us to establish and sell the products to our clientele at a profit. We are seeking equity financing to provide for the capital required to implement our operations.

    We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of operations

From Inception on March 12, 2008 to June 30, 2008

    During the period we incorporated the company, hired the auditor, and hired the attorney for the preparation of this registration statement. We have prepared an internal business plan. We have reserved the domain name "www.sonteradesign.com." Our loss since inception is $23,943. We have not started our proposed business operations and will not do so until we have completed our public offering. We expect to begin operations 100 days after we complete our offering.

    Since inception, we sold 5,000,000 shares of common stock to our sole officer and director for $50.

Liquidity and capital resources

    As of the date of this report, we have yet to generate any revenues from our business operations.

    We issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. This was accounted for as a sale of common stock.

    As of June 30, 2008, our total assets were $1,266 and our total liabilities were $25,159 comprised primarily of $25,000 owning to John Camilleri, our sole officer and director for payments made to our attorney for the incorporation of the company. As of June 30, 2008 we had cash of $1,266.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

    We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

    We have also evaluated our internal control for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 1A.     RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.     UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

    On August 6, 2008, the Securities and Exchange Commission declared our Form S-1 registration statement effective (File number 333-152621) permitting us to offer up to 5,000,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering.

ITEM 6.     EXHIBITS.

    The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 29th day of September, 2008 at Mississauga, Ontario, Canada.

SONTERA DESIGN INC.

BY:	JOHN CAMILLERI
John Camilleri, President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and sole member of the Board of Directors.

EXHIBIT INDEX
Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

Print PDF Version